Form 10-K
period 1996-12-31
ASSET SECURITIZATION CORP COMM MORT PASS THR CER SER 1996-D3
filed 1997-03-26
CIK 1023657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                     for the fiscal year ended December 31, 1996

                        Commission File Number 33-49370-01

                         ASSET SECURITIZATION CORPORATION
             (Exact Name of registrant as specified in its charter)

        Delaware                                  13-3672337
(State or Other Juris-                       (I.R.S. Employer
diction of Incorporation)                     Identification No.)

Two World Financial Center, Building B, New York, New York 10281
(Address of Principal Executive Office)

Registrant's telephone number, including area code:             212-667-9300

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No  __

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1996. Not applicable.

Number of shares of common stock outstanding as of December 31, 1996. Not applicable.

                           Table of Contents




PART I

Item 1. Business.................................................3

Item 2. Properties...............................................3

Item 3. Legal Proceedings........................................3

Item 4. Submission Of Matters To A Vote Of Security Holders......3

PART II

Item 5. Market For Registrant's Common Equity And Related
          Shareholder Matters....................................3

Item 6. Selected Financial Data..................................3

Item 7. Management's Discussion And Analysis Of Financial
          Condition And Results Of Operations....................4

Item 8. Financial Statements And Supplementary Data..............4

Item 9. Changes In And Disagreements With Accountants On
          Accounting And Financial Disclosure....................4

PART III

Item 10. Directors And Executive Officers Of The Registrant......4

Item 11. Executive Compensation..................................4

Item 12. Security Ownership Of Certain Beneficial Owners And
          Management.............................................4

Item 13. Certain Relationships And Related Transactions..........4

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports On
          Form 8-K...............................................4

Signatures.......................................................4

Exhibit Index....................................................4

PART I

ITEM 1.         BUSINESS

                This Annual Report on Form 10-K relates to the Trust Fund formed, and the Commercial Mortgage Pass-Through Certificates, Series 1996-D3 issued, pursuant to a Pooling and Servicing Agreement, dated as of October 1, 1996 (the "Pooling and Servicing Agreement"), by and among Asset Securitization Corporation (the "Company"), as depositor, AMRESCO Management, Inc., as servicer, CRIIMI MAE Services Limited Partnership, as Special Servicer, LaSalle National Bank, as trustee, and ABN AMRO Bank, N.V., as fiscal agent. The Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3 (No. 33-99502) (the "Registration Statement").

                Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling and Servicing Agreement.

                This Annual Report is being filed by the Servicer, in its capacity as such under the Pooling and Servicing Agreement, on behalf of Registrant. The information contained herein has been supplied to the Servicer by one or more of the Borrowers or other third parties without independent review or investigation by the Servicer. Pursuant to the Pooling and Servicing Agreement, the Servicer is not responsible for the accuracy or completeness of such information.

ITEM 2.         PROPERTIES

        Not applicable

ITEM 3.         LEGAL PROCEEDINGS

        Except for claims arising in the ordinary course of business and which are covered by liability insurance, there are no material pending legal proceedings involving the Trust Fund, the Mortgages comprising the Trust Fund or the Trustee, the Special Servicer or the Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

        There was one registered holder of the Certificate representing an equity interest in the Trust as of December 31, 1996. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

ITEM 6.         SELECTED FINANCIAL DATA

        Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF A FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Not applicable.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        The information required by Items 10, 11, 12 and 13 is not applicable as the trust fund does not have directors or officers and Certificateholders have no right to vote (except with respect to required consents to certain amendments to the Pooling and Servicing Agreement and upon certain events of default) or control the Trust Fund.

PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                8-K

(a)     1.      Servicer's Annual Statement of Compliance for the period
ended 12/31/96.

        2. Servicer's Independent Accountant's Report on Servicer's servicing activities.

        3. Special Servicer's Annual Statement of Compliance for the period ended 12/31/96.

        4. Special Servicer's Independent Accountant's Report on Special Servicer's servicing activities.

(b) Current Reports on Form 8-K for the Trust were filed on November 22 and December 19, 1996.

(c) No consent of auditors with respect to the audit reports filed herewith are required.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the Registrant by the undersigned thereunto duly authorized.


                                        AMRESCO MANAGEMENT, INC., IN
                                        ITS CAPACITY AS SERVICER UNDER
                                        THE POOLING AND SERVICING
                                        AGREEMENT ON BEHALF OF ASSET
                                        SECURITIZATION CORPORATION
                                        REGISTRANT

                                        By:  /s/ William J. Sweeney, Jr.
                                        Title:     Vice President


                                        By:  /s/ John W. Benson
                                        Name:  John W. Benson
                                        Title:   Assistant Secretary and Counsel

EXHIBIT INDEX


Exhibit No.     Description

99.1            Servicer's Annual Statement of Compliance
99.2            Servicer's Independent Accountants' Report on Servicer's
                    servicing activities
99.3            Special Servicer's Annual Statement of Compliance
99.4            Special Servicer's Independent Accountants' Report on Special
                    Servicer's servicing activities